Form 10QSB
period 1999-08-22
PICCARD MEDICAL CORP
filed 2000-02-04
CIK 1099341

Form 10-QSB

   SEC 2344 (5-99)Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.



      OMB APPROVAL
      OMB Number: 3235-0416
      Expires: May 31, 2000
      Estimated average burden
      hours per response: 9708.0
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One) [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended   October 20, 1999.


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from   July 20,1999  to October 20,1999.


      Commission file number ________

       Piccard Medical Corporation
      _____________________
      (Exact name of small business issuer as specified in its charter)

	Delaware
      _______________
      (State or other jurisdiction of incorporation or organization)______41-1716477
      (IRS Employer Identification No.)

      120 2nd Street P.O. Box 170 Weyerhauser Wi. 54895
      _______________________________________
      (Address of principal executive offices)


      (  715 ) 353- 2810
      (Issuer's telephone number)


      _________N/A___
    (Former name, former address and former fiscal year, if changed since last report)




APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
__18,205,600 common shares outstanding as of January 1, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]



PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.

                               PICCARD MEDICAL CORP
19#00 Profit and Loss
                           July 20 through October 20,1999

                                              Jul 20 - Oct 20,'99
Ordinary Income/Expense
                Income

                      Soles 			              	162,164.95
                      Sales Discounts 		     	-50,153.65
                      Uncate9orized Income        		1.10
                      Total Income 		        	112,032.40

                      Cost of Goods Sold   	  	30,230.89
                      Total COGS   		         	30,230.89

                      Gross Profit   		       	81,801.51
                      Expense
                      Advertising 	  	        	12,827.32
                      Automobile Exp. -Co. 	   	2,133.74
                      Bank Service Charges 	     	135.00
                      Commission   		          	7,760.91
                      Contract Labor         		  	800.00
                      Donations / Contributions  	180.00
                      Dues and Subscriptions	  	2,827.00
                      Equipment Rental/Lease 	   	165.60
                      Freight / Shipping 	     	6,610.25
                      Insurance 		             	7,672.82
                      Interest Expense            		3.81
                      Medical 		                 	257.20
                      Miscellaneous 		           	128.09
                      PER Penalties 		         	2,029.62
                      Payroll Expenses 	      	58,485.31
                      Paroll Taxes 		          	4,922.89
                      Postage 		               	2,102.00
                      Professional Fees 	      	9,396.91
                      Rent 			                 	6,745.68
                      Repairs 		                 	121.59
                      Sales Expense 		         	3,563.61
                      Supplies 		              	3,119.65
                      Telephone 		             	1,666.60
                      Trade Show / Conventions 	3,525.00
                      Utilities 		             	1,772.08




                               PICCARD MEDICAL CORP
19/00 Profit and Loss
                           July 20 through October 20.1999

                                              Jul 20 - Oct 20,199

                      Total Expense 		        	139,212.66

                     	Net Ordinary Income 		   -57,411.17

                     	Net Income 			           -57,411.17







                              PICCARD MEDICAL CORP
19/00 Balance Sheet
                               As of October 20,1999
                                                     Oct 20, '99

                     ASSETS
                     Current Assets
                     Checking/Savings
                     Chippewo Volley Bank 	        	4,309.84
                     Heritage Credit Union        		3,641.76
                     Savings-Heritage Credit Union    	72.95
                     Total Checking/Savings 	      	8,024.55


                     Accounts Receivable 	        	29,330.62
                     Total Accounts Receivable 	  	29,330.62

                     Other Current Assets

                     Inventory 		               		111,816.59
                     Inventory Asset 		             	-268.94
                     N/R Stockholder 		          	219,980.46
                     Petty Cash 		                   	100.00
                     Total Other Current Assets  	331,628.11

                     Total Current Assets 	      	368,983.28

                     Fixed Assets

                     Leasehold Improvements 	     	15,972.54
                     Office/Computer equipment 	  	24,878.19
                     Shop Equipment/Tools 	      	186,098.56
                     Vehicles			                  	23,178.77
                     Accumulated Depreciation 	 	-125,628.30
                     Total Fixed Assets 	        	126,499.76

                     Other Assets

                     Co-op Capital 		                 	18.06
                     Organization Costs 	            	638.00
                     Accumulated Amortization 	     	-638.00
                     Total Other Assets 	             	18.06

                     TOTAL ASSETS 		             	495,501.10
                     LIABILITlES & EQUITY
                     Liabilities
                     Current Liabilities



                               PICCARD MEDICAL CORP
19/00 Balance Sheet
                               As of October 20, 1999
                                                     Oct 20, 999

                     Accounts Payable            		124.724.03
                     Total Accounts Payable      		124,724.03

                     Other Current Liabilities

                   Accrued Interest               		34,241.72
                   Payroll Liabilities 	           	46,237.89
                   Total Other Current Liabilities 	80,479.61
                   Totat Current Liabilities      	205,203.64

                   Long Term Liabilities

                   N/P Credit Counselors of Americ 	33,308.05
                   N/P Chrysler Financial Corp     	26,792.54
                   N/P Bankers Leasing 	           	68,045.66
                   Loan-Working Capital 		           7,148.75
                   N/P Orion Espeseth 	            	30,000.00
                   N/P Libby Espeseth 	            	59,400.00
                   N/P NE State Bank-Van             		427.60
                   N/P Rusk County - Air Cond.      	2,052.30
                   N/Stockholder-A. Espeseth 	     164,488.94
                   N/Stockholder JC Capital Corp 	 235,000.00
                   Total Long Term Liabilities    	626,663.84
                   Total Liabilities 	            	831.667.48

                   Equity

                   Additional Paid In Capitol     	866,013.58
                   Common Stock 		                  	5,000.00
                   Opening Gal Equity 	           	-32,986.67
                   Retained Earnings 	           	-992.175.84
                   Net Income 	                 		-182,217.45
                   Total Equity 	               		-336,366.38

                   TOTAL LIABILITIES & EQUITY    		495,501.10



Furnish the information required by Item 310(b) of Regulation S-B.
Item 2. Management's Discussion and Analysis or Plan of Operation.
        Management believes sales and marketing of the Company's product line will be increasing because of the increase in sales staff. This has however,placed the Company in an operating deficit. The company requires additional capital to increase product line and increase market share of it's existing products.
        The Company believes it has proprietary products but needs more money to compete in this industry. A plan is being developed to secure these funds and management believes that when accomplished the company could see incremental gains both in market share of existing product and with the development of new innovative products. Without the insurgence of capital management believes the company can continue but will be substantially hindered and may have to lay off personel to lower it's overhead. The Company is losing money and cannot continue sustain these losses for many more quarters.



PART II OTHER INFORMATION


Item 1. Legal Proceedings.
          none
Item 2. Changes in Securities.
          ON Dec. 6, 1999 the Company issued 9,102,800 shares of common stock restricted under rule 144 to Mr. David Espeseth, the Company's President and CEO. This increased the total outstanding shares to 18,205,600 from the previous 9,102,800. This was done to keep Mr. Espeseth with the company and ensure his continued commitment to improve the status of the Company. A special meeting was held and a majority of shareholders and all Directors approved the stock issuance to Mr. Espeseth.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.
         On Jan. 19, 2000 the Board of Directors approved the increase in capitalization of the Company from fifty million shares authorized to five hundred million shares authorized. This was accomplished by filing with the State of Delaware an amendment to the articles of incorporation. The intent of this was to provide the Company with sufficient authorized shares to promote sufficient funding to enable the growth of the Company.
Item 6. Exhibits and Reports on Form 8-K.
  (a) Furnish the exhibits required by Item 601 of Regulation S-B.
  (b) Reports on Form 8-K. State whether any reports on Form 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Piccard Medical Corporation
      (Registrant)
      Date :  January 25, 2000.



       __________________________________
       (Signature)*David Espeseth: President, Ceo, Director